Form 10-K/A
period 1997-12-31
FUND AMERICA INV TR 1997-NMC1 COLL MORT OBL SER 1997-NMC1 TR
filed 2000-02-15
CIK 1052084

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

/ x / Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

/   /  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

Commission File No.:  033-73748


                          Fund America Investors Trust,
               Collateralized Mortgage Obligations, Series NMC1
               (Exact name of registrant as specified in its charter)

New York                                            Not Applicable
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification No.)


c/o Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, Md                                         21044
(Address of principal executive                     (Zip Code)
offices)

Registrant's telephone number, including area code (410) 884-2000



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

Yes    X                No__


     This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 30, 1998, on behalf of Fund America Investors Trust, Collateralized Mortgage Obligations, Series NMC1, established pursuant to a Management Agreement among Fund America Investors Trust 1997-NMC1, as the Trust, and Norwest Bank Minnesota, National Association, as Manager, pursuant to which the Fund America Investors Trust, Collateralized Mortgage Obligations, Series NMC1 registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1997.

               (a) National Mortgage Corporation, as Servicer<F1>

99.2  Report of Management  as to  Compliance  with Minimum  Servicing
                Standards for the year ended  December 31, 1997.

               (a) National Mortgage Corporation, as Servicer <F1>

          99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1997.

               (a) National Mortgage Corporation, as Servicer <F1>

          99.4  Aggregate Statement of Principal and Interest
                Distributions to Certificate Holders.<F2>

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report

     (c)  Not applicable.

     (d)  Omitted.

<F1>  Filed herewith.
<F2> Previously filed.





                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Fund America Investors Trust,
Collateralized Mortgage Obligations, Series NMC1


Signed     Wilmington Trust Company
           as Owner Trustee

By:        Mary Kay Pupillo
By:        /s/Mary Kay Pupillo
Title:     Officer
Dated:     2/10/2000




EXHIBIT INDEX

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1997.


     (a) National Mortgage, as Servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1997.

     (a) National Mortgage, as Servicer <F1>
99.3 Annual Statements of Compliance for the year ended December 31, 1997.

     (a) National Mortgage, as Servicer <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2> Previously filed.